Form 10-Q
period 2009-06-30
MK Arizona Corp.
filed 2009-08-14
CIK 1444677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-153492

MK ARIZONA CORP.

(Exact name of registrant as specified in its charter)

Arizona	26-3301899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Sandy Springs Circle, Suite 223
Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

(404) 257-9150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  No    ☐  Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There was one share of the Company’s Common Stock and one share of the Company’s Class B Common Stock outstanding on June 30, 2009.

MK ARIZONA CORP.

(a wholly-owned subsidiary of Middle Kingdom Alliance Corp.)

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MK ARIZONA CORP.

(a wholly-owned subsidiary of Middle Kingdom Alliance Corp.)

(a development stage company)

BALANCE SHEETS

	December 31, 2008	June 30, 2009
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash	$2	$2

Total assets, all current	$2	$2

LIABILITIES AND STOCKHOLDER’S EQUITY

Stockholders’s Equity:
Preferred stock – $.001 par value; Authorized 1,000,000 shares, none issued	$—	$—
Common stock – $.001 par value; Authorized 15,000,000 shares; one share issued and outstanding	—	—
Class B common stock – $.001 par value; Authorized 5,000,000 shares; one share issued and outstanding	—	—
Additional paid-in capital	2	2

Total stockholder’s equity	2	2

Total liabilities and stockholder’s equity	$2	$2

The accompanying notes should be read

in conjunction with the financial statements.

MK ARIZONA CORP.

(a wholly-owned subsidiary of Middle Kingdom Alliance Corp.)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1	Organization, proposed business and basis of presentation

Organization and Operations

MK Arizona Corp. (“MK Arizona” or “the Company”), an Arizona corporation, was formed on September 4, 2008 as a wholly owned subsidiary of Middle Kingdom Alliance Corp. (“Middle Kingdom”). MK Arizona was formed to facilitate the change in the domestication of Middle Kingdom from Delaware to the Caymans Islands in connection with Middle Kingdom’s proposed business combination with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). See Note 3.

Through June 30, 2009, MK Arizona’s only transaction has been the September 5, 2008 issuance to Middle Kingdom of one share of common stock, for $1, and one share of Class B common stock, for $1. All of the costs incurred in the preparation and filing of the registration statements described below were borne by Middle Kingdom. Therefore, the Company has not presented statements of operations, changes in stockholder’s equity or cash flows.

Middle Kingdom was incorporated in Delaware on January 17, 2006. Middle Kingdom was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow Middle Kingdom to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. Middle Kingdom has neither engaged in any operations nor generated any operating revenue to date. At June 30, 2009, Middle Kingdom had not yet commenced any operations. All activity of Middle Kingdom through June 30, 2009 relates its formation, private placement and public offerings and its efforts to complete a Business Combination.

The Company and Middle Kingdom are considered to be in the development stage and are subject to the risks associated with activities of development stage companies.

As described in Note 3, on September 5, 2008 the Company and Middle Kingdom signed an Agreement and Plan of Merger, Conversion and Share Exchange (“the Merger Agreement”) with Pypo. Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the Merger Agreement would constitute a Business Combination.

On September 15, 2008 Middle Kingdom filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the Merger Agreement and a proxy for the special meeting of Middle Kingdom’s stockholders to vote on the proposed business combination with Pypo. Middle Kingdom subsequently filed an amended registration statements on Form S-4/A on December 8, 2008, and the Company filed eight amended registration statements on Form S-4/A on January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing the SEC staff’s comments received from each of the first nine filings on October 10, 2008, December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff pass on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, Middle Kingdom mailed the combined proxy statement for a special meeting of the stockholders of Middle Kingdom and prospectus of Pypo China Holdings Limited to Middle Kingdom’s stockholders of record as of that date. On June 17, 2009, Middle Kingdom mailed to the stock holders of record a supplemental proxy and prospectus. The special meeting of the stockholders of Middle Kingdom was held on June 29, 2009 at which time the transactions contemplated by the Merger Agreement were approved. The transactions contemplated by the Merger Agreement were consummated on July 9, 2009.

Basis of Presentation

The accompanying financial statements (including the notes thereto) at December 31, 2008 and June 30, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of December 31, 2008 and June 30, 2009. The financial statements presented herein should be read in conjunction with the financial statements contained in the SEC filings of Middle Kingdom (commission file number 000-52358).

Note 2	Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. There were no cash balances in excess of FDIC insurance limits.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New accounting pronouncements:

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 was effective for interim and annual periods ending after June 15, 2009. All subsequent events were disclosed through August 14, 2009.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

Note 3	Merger with Pypo

On September 5, 2008, the Company and Middle Kingdom signed the Merger Agreement with Pypo. Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the Merger Agreement would constitute a Business Combination. As discussed in Note 1, on June 29, 2009 Middle Kingdom’s stockholders approved the transactions contemplated by the Merger Agreement, and the transactions contemplated by the Merger Agreement were consummated on July 9, 2009.

MK ARIZONA CORP.

(a wholly-owned subsidiary of Middle Kingdom Alliance Corp.)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As part of the series of transactions contemplated by the Merger Agreement, Middle Kingdom established MK Arizona as a wholly owned Arizona subsidiary. As part of the consummation of the transactions contemplated by the Merger Agreement, on July 9, 2009, Middle Kingdom effected a short-form merger, pursuant to which Middle Kingdom merged with and into MK Arizona, with MK Arizona remaining as the surviving corporation. After the merger, MK Arizona became a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization changed Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Middle Kingdom were converted into securities of MK Cayman.

Pursuant to the Merger Agreement, after the redomestication, MK Cayman acquired all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman agreed to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the Merger Agreement based on the adjusted net income of the merged companies during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

As a result of the consummation of the business combination with Pypo, as of July 9, 2009 the stockholders of the Middle Kingdom beneficially own approximately 8.1% of the outstanding ordinary shares of MK Cayman, and as of July 9, 2009 the stockholders of Pypo beneficially own approximately 91.9% of the outstanding ordinary shares of MK Cayman, assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of Middle Kingdom would beneficially own approximately 5.5% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders would beneficially own approximately 94.5% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently MK Cayman outstanding warrants, the MK Cayman warrants issued to the Pypo shareholders or the MK Cayman option to purchase Series A Units and Series B Units by the Representative of the underwriters of Middle Kingdom’s initial public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our prospectus dated May 14, 2009. The following should be read in conjunction with (i) the financial statements and notes thereto included herein, (ii) the SEC filings of Middle Kingdom (commission file number 000-52358) and (iii) our prospectus dated May 14, 2009.

Overview

MK Arizona Corp. (“MK Arizona” or “the Company”), an Arizona corporation, was formed on September 4, 2008 as a wholly owned subsidiary of Middle Kingdom Alliance Corp. (“Middle Kingdom”). MK Arizona was formed to facilitate the change in the domestication of Middle Kingdom from Delaware to the Caymans Islands in connection with Middle Kingdom’s proposed business combination with Pypo Digital Company Limited (“Pypo or Pypo Cayman”).

Through June 30, 2009, MK Arizona’s only transaction has been the September 5, 2008 issuance to Middle Kingdom of one share of common stock, for $1, and one share of Class B common stock, for $1. All of the costs incurred in the preparation and filing of the registration statements described below were borne by Middle Kingdom. Therefore the Company has not presented statements of operations, changes in stockholder’s equity or cash flows.

Middle Kingdom was incorporated in Delaware on January 17, 2006. Middle Kingdom was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow Middle Kingdom to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. Middle Kingdom has neither engaged in any operations nor generated any operating revenue to date. At June 30, 2009, Middle Kingdom had not yet commenced any operations. All activity of Middle Kingdom through June 30, 2009 relates its formation, private placement and public offerings and its efforts to complete a Business Combination.

The Company and Middle Kingdom are considered to be in the development stage and are subject to the risks associated with activities of development stage companies.

On September 5, 2008 the Company and Middle Kingdom signed an Agreement and Plan of Merger, Conversion and Share Exchange (“the Merger Agreement”) with Pypo. Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the Merger Agreement would constitute a Business Combination.

On September 15, 2008 Middle Kingdom filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the Merger Agreement and a proxy for the special meeting of Middle Kingdom’s stockholders to vote on the proposed business combination with Pypo. Middle Kingdom subsequently filed an amended registration statements on Form S-4/A on December 8, 2008, and the Company filed eight amended registration statements on Form S-4/A on January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing the SEC staff’s comments received from each of the first nine filings on October 10, 2008, December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff passed on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, Middle Kingdom mailed the combined proxy statement for a special meeting of the stockholders of Middle Kingdom and prospectus of Pypo China Holdings Limited to Middle Kingdom’s stockholders of record as of that date. On June 17, 2009, Middle Kingdom mailed to the stock holders of record a supplemental proxy and prospectus. The special meeting of the stockholders of Middle Kingdom was held on June 29, 2009 at which time the transactions contemplated by the Merger Agreement were approved. The transactions contemplated by the merger agreement were consummated on July 9, 2009.

As part of the series of transactions contemplated by the Merger Agreement, Middle Kingdom established MK Arizona as a wholly owned Arizona subsidiary. As part of the consummation of the transactions contemplated by the Merger Agreement, on July 9, 2009, Middle Kingdom effected a short-form merger, pursuant to which Middle Kingdom merged with and into MK Arizona, with

MK Arizona remaining as the surviving corporation. After the merger, MK Arizona became a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization changed Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Middle Kingdom were converted into securities of MK Cayman.

Pursuant to the Merger Agreement, after the redomestication, MK Cayman acquired all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman agreed to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the Merger Agreement based on the adjusted net income of the merged companies during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

As a result of the consummation of the Business Combination with Pypo, as of July 9, 2009 the stockholders of Middle Kingdom beneficially own approximately 8.1% of the outstanding ordinary shares of MK Cayman, and as of July 9, 2009, the stockholders of Pypo beneficially own approximately 91.9% of the outstanding ordinary shares of MK Cayman, assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of Middle Kingdom would beneficially own approximately 5.5% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders would beneficially own approximately 94.5% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently MK Cayman outstanding warrants, the MK Cayman warrants issued to the Pypo shareholders or the MK Cayman option to purchase Series A Units and Series B Units by the Representative of the underwriters of Middle Kingdom’s initial public offering.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as of June 30, 2009.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. The Company is not presently engaged in any substantive commercial business. Accordingly, the Company is not and, until such time that we consummate the Merger Agreement, the Company will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed and intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Investors should consider the Risk Factors disclosed in our prospectus dated May 14, 2009 (SEC Registration Statement No. 333-153492) prior to making an investment decision with respect to our securities.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On September 5, 2008 the Company issued to Middle Kingdom, its parent, one share of common stock, par value $.001, for cash of $1, and one share of Class B common stock, par value $.001, for cash of $1. No commissions or fees were paid in connection with the sales. The sales were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used to establish a cash balance.

ITEM 6.	Exhibits

(a) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, Conversion and Share Exchange (incorporated by reference to Exhibit 2.1 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

2.2	Amendment No. 1 to Agreement and Plan of Merger, Conversion and Share Exchange (incorporated by reference to Exhibit 2.2 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

3.1	Articles of Incorporation of MK Arizona Corp. (incorporated by reference to Exhibit 3.1 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

3.2	By-laws of MK Arizona Corp. (incorporated by reference to Exhibit 3.2 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

3.3	Memorandum of Association of MK Cayman (upon completion of redomestication) (incorporated by reference to Exhibit 3.3 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

3.4	Articles of Association of MK Cayman (upon completion of redomestication) (incorporated by reference to Exhibit 3.4 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

10.1	Form of Voting Agreement among MK Cayman and certain officers, directors and shareholders of MK Cayman (incorporated by reference to Exhibit 10.3 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

10.2	Form of Lock-Up Agreement among MK Cayman and the Pypo shareholders (incorporated by reference to Exhibit 10.4 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

10.3	Form of Registration Rights Agreement among MK Cayman and the Pypo shareholders (incorporated by reference to Exhibit 10.5 in the Form S-4 filed by MK Arizona Corp., registration no. 333-153492)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Middle Kingdom Alliance Corp.

August 14, 2009	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III Chief Executive Officer

August 14, 2009	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer